Form 10QSB
period 1995-09-30
ENEX OIL & GAS INCOME PROGRAM II-9 L P
filed 1995-11-13
CIK 798954

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

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
BALANCE SHEET
--------------------------------------------------------------------------------
                                                              September 30,
ASSETS                                                             1995
                                                              --------------
                                                               (Unaudited)
CURRENT ASSETS:
  Cash ................................................      $    1,913
  Accounts receivable - oil & gas sales ...............          12,310
  Other current assets ................................           2,035
                                                             ----------

Total current assets ..................................          16,258
                                                             ----------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities       1,502,243
  Less  accumulated depreciation and depletion ........       1,106,743
                                                             ----------

Property, net .........................................         395,500
                                                             ----------


TOTAL .................................................      $  411,758
                                                             ==========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable ...................................      $    5,277
   Payable to general partner .........................          44,007
                                                             ----------

Total current liabilities .............................          49,284
                                                             ----------

NONCURRENT PAYABLE TO GENERAL PARTNER .................          88,014
                                                             ----------

PARTNERS'CAPITAL:
   Limited partners ...................................         246,391
   General partner ....................................          28,069
                                                             ----------

Total partners' capital ...............................         274,460
                                                             ----------

TOTAL .................................................      $  411,758
                                                             ==========






See accompanying notes to financial statements.
--------------------------------------------------------------------------------


ENEX OIL & GAS INCOME PROGRAM II - 9, L.P.
STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------


(UNAUDITED)                          QUARTER ENDED                         NINE MONTHS
                              ----------------------------- ----------------------------

                              September 30,  September 30,  September 30,  September 30,
                                  1995           1994           1995           1994
                              -------------  -------------  -------------  -------------

REVENUES:
  Oil and gas sales ........   $  41,082      $  43,592      $ 123,212      $ 112,580
                               ---------      ---------      ---------      ---------

EXPENSES:
  Depreciation and depletion      24,510         24,767         71,710         69,672
  Lease operating expenses .       8,581          7,362         27,974         24,818
  Production taxes .........       1,813          2,175          5,547          5,455
  General and administrative       4,800          4,677         14,369         12,419
                               ---------      ---------       ---------      ---------

Total expenses .............      39,704         38,981        119,600        112,364
                               ---------      ---------       ---------      ---------

INCOME FROM OPERATIONS .....       1,378          4,611          3,612            216
                               ---------      ---------       ---------      ---------

OTHER EXPENSE:
  Interest expense .........        --           --               (50)           --
                               ---------      ---------       ---------      ---------

NET INCOME .................   $   1,378      $   4,611      $   3,562       $    216
                               =========      =========      =========       =========







See accompanying notes to financial statements.
--------------------------------------------------------------------------------------



ENEX OIL AND GAS INCOME PROGRAM II - 9, L.P.
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

(UNAUDITED)

                                                          NINE MONTHS ENDED
                                                   -----------------------------

                                                   September 30,   September 30,
                                                       1995            1994
                                                   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ....................................      $  3,562       $    216
                                                     --------       --------

Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and depletion ..................        71,710        69,672
(Increase) decrease in:
  Accounts receivable - oil & gas sales .......        (1,081)       (1,648)
  Other current assets ........................         2,329          (183)
(Decrease) in:
   Accounts payable ...........................        (4,875)      (10,006)
   Payable to general partner .................       (35,580)      (20,410)
                                                      --------      --------

Total adjustments .............................        32,503        37,425
                                                      --------      -------

Net cash provided by operating activities .....        36,065        37,641
                                                      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs ....       (18,070)       (6,556)
                                                      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions .........................       (18,179)      (27,730)
                                                      --------      --------

NET INCREASE (DECREASE) IN CASH ...............          (184)        3,355

CASH AT BEGINNING OF YEAR .....................         2,097         6,714
                                                      --------     ---------

CASH AT END OF PERIOD .........................      $  1,913      $ 10,069
                                                     ========      =========






See accompanying notes to financial statements.
--------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 9, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $6,527, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on July 31, 1995.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1995 Compared to Third Quarter 1994

Oil and gas sales for the third quarter decreased from $43,592 in 1994 to $41,082 in 1995. This represents a decrease of $2,510 (6%). Oil sales decreased by $3,302 (8%). A 2% decrease in oil production reduced sales by $589. A 7% decrease in the average oil sales price caused an additional $2,713 decrease. Gas sales increased by $792 (18%). A 28% increase in gas production increased sales by $1,258. This increase was partially offset by an 8% decrease in the average gas sales price. The changes in average oil and gas sales prices correspond with changes in the overall market for the sale of oil and gas. The slight decrease in oil production was primarily the result of natural production declines partially offset by the acquisition of additional interest in the Concord acquisition in the fourth quarter of 1994. The increase in gas production was primarily the result of the completion of a waterflood project on the Schafter Lake field and the acquisition of additional interest in the Concord acquisition in the fourth quarter of 1994, partially offset by natural production declines.

Lease operating expenses increased from $7,362 in 1994 to $8,581 in 1995. The increase of $1,219 (17%) is primarily due to the increase in gas production, noted above.

Depreciation and depletion expense decreased from $24,767 in the third quarter of 1994 to $24,510 in the third quarter of 1995. This represents a decrease of $257 (1%). A 4% decrease in the depletion rate reduced depreciation and depletion expense by $1,036. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate is primarily the result of an upward revision of the oil reserves at December 31, 1994, partially offset by a downward revision of the gas reserves at December 31, 1994.

General and administrative expenses increased from $4,677 in 1994 to $4,800 in 1995. This increase of $123 (3%) is primarily due to more staff time being required to manage the Company's operations.


First Nine Months in 1995 Compared to First Nine Months in 1994

Oil and gas sales for the first nine months increased from $112,580 in 1994 to $123,212 in 1995. This represents an increase of $10,632 (9%). Oil sales increased by $10,542 (11%). A 6% increase in oil production caused sales to increase by $6,313. A 4% increase in the average oil sales price caused an additional $4,229 increase. Gas sales increased by $90 (1%). A 23% increase in gas production increased sales by $3,227. This increase was partially offset by an 18% decrease in the average gas sales price. The changes in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The increases in production were primarily the result of the completion of a waterflood project on the Schafter Lake field and the acquisition of additional interest in the Concord acquisition in the fourth quarter of 1994.

Lease operating expenses increased from $24,818 in 1994 to $27,974 in 1995. The increase of $3,156 (13%) is primarily due to the changes in production, noted above, and enhanced recovery costs incurred on the Concord acquisition in 1995.

Depreciation and depletion expense increased from $69,672 in the first nine months of 1994 to $71,710 in the first nine months of 1995. This represents an increase of $2,038 (3%). The changes in production, noted above, increased depreciation and depletion expense by $6,395. This increase was partially offset by a 6% decrease in the depletion rate. The decrease in the depletion rate is primarily the result of an upward revision of the oil reserves at December 31, 1994, partially offset by a downward revision of the gas reserves at December 31, 1994.

General and administrative expenses increased from $12,419 in 1994 to $14,369 in 1995. This increase of $1,950 (16%) is primarily due to more staff time being required to manage the Company's operations.


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

As of September 30, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

                           PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings.

                   None

         Item 2.   Changes in Securities.

                   None

         Item 3.   Defaults Upon Senior Securities.

                   Not Applicable

         Item 4.   Submission of Matters to a Vote of Security Holders.

                   Not Applicable

         Item 5.   Other Information.

                   Not Applicable

         Item 6.   Exhibits and Reports on Form 8-K.

                   (a)  There are no exhibits to this report.

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     ENEX OIL & GAS INCOME
                                                      PROGRAM II - 9, L.P.
                                                      --------------------
                                                         (Registrant)



                                                 By:ENEX RESOURCES CORPORATION
                                                    --------------------------
                                                          General Partner



                                                   By: /s/ R. E. Densford
                                                       ------------------
                                                           R. E. Densford
                                                   Vice President, Secretary
                                                 Treasurer and Chief Financial
                                                           Officer



November 11, 1995                                  By: /s/ James A. Klein
                                                       -------------------
                                                           James A. Klein
                                                         Controller and Chief
                                                          Accounting Officer