Form 10QSB
period 1996-06-03
ENEX OIL & GAS INCOME PROGRAM II-9 L P
filed 1996-08-14
CIK 798954

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

Transitional Small Business Disclosure Format (Check one):

                              Yes        No x

                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM II - 9, L.P.
BALANCE SHEET
- ------------------------------------------------------------------------

                                                                    JUNE 30,
ASSETS                                                                1996
                                                               -----------------
                                                                  (Unaudited)
CURRENT ASSETS:
  Cash                                                         $         14,450
  Accounts receivable - oil & gas sales                                  19,167
  Other current assets                                                    1,558
                                                               -----------------

Total current assets                                                     35,175
                                                               -----------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities               1,509,571
  Less  accumulated depreciation and depletion                        1,133,152
                                                               -----------------

Property, net                                                           376,419
                                                               -----------------


TOTAL                                                          $        411,594
                                                               =================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                            $          4,504
   Payable to general partner                                            38,113
                                                               -----------------

Total current liabilities                                                42,617
                                                               -----------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                    76,227
                                                               -----------------

PARTNERS'CAPITAL:
   Limited partners                                                     264,681
   General partner                                                       28,069
                                                               -----------------

Total partners' capital                                                 292,750
                                                               -----------------

TOTAL                                                          $        411,594
                                                               =================






See accompanying notes to financial statements.
- ---------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 9, L.P.
STATEMENTS OF OPERATIONS
- -----------------------------------------------------------------------


(UNAUDITED)                              QUARTER ENDED                        SIX MONTHS ENDED
                                 ---------------------------------    --------------------------------------

                                 JUNE 30,              JUNE 30,             JUNE 30,             JUNE 30,
                                  1996                  1995                 1996                 1995
                                 ------------    -----------------    -----------------    -----------------

REVENUES:
  Oil and gas sales                $   45,509     $         40,075     $         97,688    $         82,130
                                 ------------    -----------------    -----------------    -----------------

EXPENSES:
  Depreciation and depletion          15,121               22,353               33,489               47,200
  Lease operating expenses             7,365                5,592               16,170               19,393
  Production taxes                     2,233                1,748                4,661                3,734
  General and administrative           6,428                5,129               15,616                9,569
                                 ------------    -----------------    -----------------    -----------------

Total expenses                        31,147               34,822               69,936               79,896
                                 ------------    -----------------    -----------------    -----------------

INCOME FROM OPERATIONS                14,362                5,253               27,752                2,234
                                 ------------    -----------------    -----------------    -----------------

OTHER EXPENSE:
  Interest expense                         -                    -                    -                  (50)
                                 ------------    -----------------    -----------------    -----------------

NET INCOME                        $    14,362     $          5,253     $         27,752    $          2,184
                                 ============    =================    =================    =================


See accompanying notes to financial statements.
- ------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM II - 9, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                             SIX MONTHS ENDED

                                          JUNE 30,     JUNE 30,
                                            1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                             $  27,752     $    2,184

Adjustments to reconcile net income
to net cash provided by operating
   activities:
  Depreciation and depletion              33,489         47,200
(Increase) decrease in:
  Accounts receivable - oil & gas sales   (6,702)        (1,672)
  Other current assets                     2,059           (325)
(Decrease) in:
   Accounts payable                       (8,243)        (2,238)
   Payable to general partner            (12,753)       (20,570)

Total adjustments                          7,850          22,395

Net cash provided by operating activities 35,602          24,579

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs(6,179)        (13,043)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    (19,146)        (11,652)

NET INCREASE (DECREASE) IN CASH           10,277            (116)

CASH AT BEGINNING OF YEAR                  4,173           2,097

CASH AT END OF PERIOD                 $   14,450         $ 1,981






See accompanying notes to financial statements.
- ---------------------------------------------------------------------
                                       I-3

ENEX OIL & GAS INCOME PROGRAM II - 9, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $9,118, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on April 30, 1996.

3.) On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Second Quarter 1996 Compared to Second Quarter 1995

Oil and gas sales for the second quarter increased to $45,509 in 1996 from $40,075 in 1995. This represents an increase of $5,434 (14%). Oil sales increased by $1,464 (4%). A 13% increase in the average oil sales price increased sales by $4,422. This increase was partially offset by an 8% decrease in oil production. Gas sales increased by $3,970 (105%). An 80% increase in the average gas sales price increased sales by $3,448. A 14% increase in gas production increased sales by an additional $522. The changes in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily the result of the enhanced production improvements on the Concord acquisition.

Lease operating expenses for the second quarter increased to $7,365 in 1996 from $5,592 in 1995. The increase of $1,773 (32%) is primarily due to the increases in production, noted above, and enhanced recovery costs incurred on the Concord acquisition in the second quarter of 1996.

Depreciation and depletion expense decreased to $15,121 in the second quarter of 1996 from $22,353 in the second quarter of 1995. This represents a decrease of $7,232 (32%). A 30% decrease in the depletion rate reduced depreciation and depletion expense by $6,389. The changes in production, noted above, reduced depreciation and depletion expense by an additional $843. The decrease in the depletion rate is primarily the result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses increased to $6,428 in the second quarter of 1996 from $5,129 in the second quarter of 1995. This increase of $1,299 (25%) is primarily due to more staff time being required to manage the Company's operations.

First Six Months in 1996 Compared to First Six Months in 1995

Oil and gas sales for the first six months increased to $97,688 in 1996 from $82,130 in 1995. This represents an increase of $15,558 (19%). Oil sales increased by $8,823 (12%). An 18% increase in the average oil sales price increased sales by $12,484. This increase was partially offset by a 5% decrease in oil production. Gas sales increased by $6,735 (75%). A 41% increase in the average gas sales price increased sales by $4,604. A 24% increase in gas production increased sales by an additional $2,131. The changes in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily the result of the enhanced production improvements on the Concord acquisition.

Lease operating expenses for the first six months decreased to $16,170 in 1996 from $19,393 in 1995. The decrease of 3,223 (17%) is primarily due to the changes in production, noted above, and enhanced recovery costs incurred on the Concord acquisition in the first quarter of 1995.

Depreciation and depletion expense decreased to $33,489 in the first six months of 1996 from $47,200 in the first six months of 1995. This represents a decrease of $13,711 (41%). A 29% decrease in the depletion rate reduced depreciation and depletion expense by $13,804. This decrease was slightly offset by the changes in production, noted above. The decrease in the depletion rate is primarily the result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses increased to $15,616 in the first six months of 1996 from $9,569 in the first six months of 1995. This increase of $6,047 is primarily due to more staff time being required to manage the Company's operations.


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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of June 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                                    SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ENEX OIL & GAS INCOME PROGRAM II - 9, L.P.
                                      -----------------------------------------
                                                  (Registrant)



                                           By:ENEX RESOURCES CORPORATION
                                              --------------------------
                                                  General Partner



                                           By: /s/ R. E. Densford
                                                   --------------
                                                   R. E. Densford
                                             Vice President, Secretary
                                           Treasurer and Chief Financial
                                                      Officer




August 13, 1996                            By: /s/ James A. Klein
                                              -------------------
                                                    James A. Klein
                                                Controller and Chief
                                                 Accounting Officer