Form 10QSB/A
period 1996-06-03
ENEX OIL & GAS INCOME PROGRAM II-9 L P
filed 1996-11-07
CIK 798954

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB/A



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
BALANCE SHEET
------------------------------------------------------------------------

                                                                    JUNE 30,
ASSETS                                                                1996
                                                               -----------------
                                                                  (Unaudited)
CURRENT ASSETS:
  Cash                                                         $         14,450
  Accounts receivable - oil & gas sales                                  19,167
  Other current assets                                                    1,558
                                                               -----------------

Total current assets                                                     35,175
                                                               -----------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities               1,509,571
  Less  accumulated depreciation and depletion                        1,133,152
                                                               -----------------

Property, net                                                           376,419
                                                               -----------------


TOTAL                                                          $        411,594
                                                               =================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                            $          4,504
   Payable to general partner                                            38,113
                                                               -----------------

Total current liabilities                                                42,617
                                                               -----------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                    76,227
                                                               -----------------

PARTNERS'CAPITAL:
   Limited partners                                                     264,681
   General partner                                                       28,069
                                                               -----------------

Total partners' capital                                                 292,750
                                                               -----------------

TOTAL                                                          $        411,594
                                                               =================


Number of $500 Limited Partner units outstanding                          3,109







See accompanying notes to financial statements.
---------------------------------------------------------------------

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


CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating activities.


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


                                      ENEX OIL & GAS INCOME PROGRAM II - 9, L.P.
                                      -----------------------------------------
                                                  (Registrant)



                                           By:ENEX RESOURCES CORPORATION
                                              --------------------------
                                                  General Partner



                                           By: /s/ R. E. Densford
                                                   --------------
                                                   R. E. Densford
                                             Vice President, Secretary
                                           Treasurer and Chief Financial
                                                      Officer





November 7, 1996                           By: /s/ James A. Klein
                                              -------------------
                                                    James A. Klein
                                                Controller and Chief
                                                 Accounting Officer