Form 10QSB
period 1996-09-03
ENEX OIL & GAS INCOME PROGRAM II-9 L P
filed 1996-11-14
CIK 798954

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

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
BALANCE SHEET
-----------------------------------------------------------------------

                                                            September 30,
ASSETS                                                           1996
                                                       -----------------------
                                                             (Unaudited)
CURRENT ASSETS:
  Cash                                                           $   11,595
  Accounts receivable - oil & gas sales                              20,724
  Other current assets                                                1,014
                                                                 -----------

Total current assets                                                 33,333
                                                                 -----------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities           1,512,249
  Less  accumulated depreciation and depletion                    1,147,977
                                                                 -----------

Property, net                                                       364,272
                                                                 -----------


TOTAL                                                            $  397,605
                                                                 ===========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                              $    2,875
   Payable to general partner                                        48,020
                                                                 -----------

Total current liabilities                                            50,895
                                                                 -----------

NONCURRENT PAYABLE TO GENERAL PARTNER                                48,021
                                                                 -----------

PARTNERS'CAPITAL:
   Limited partners                                                 270,620
   General partner                                                   28,069
                                                                 -----------

Total partners' capital                                             298,689
                                                                 -----------

TOTAL                                                            $  397,605
                                                                 ===========

Number of $500 Limited Partner units outstanding                      3,109


See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 9, L.P.
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------


(UNAUDITED)                              QUARTER ENDED                         NINE MONTHS ENDED
                                   -------------------------------------    ----------------------------------------

                                    September 30,        September 30,        September 30,         September 30,
                                        1996                  1995                 1996                  1995
                                   ----------------    -----------------    -----------------    -------------------

REVENUES:
  Oil and gas sales                 $       48,648     $         41,082     $        146,336     $          123,212
                                   ----------------    -----------------    -----------------    -------------------

EXPENSES:
  Depreciation and depletion                14,825               24,510               48,314                 71,710
  Lease operating expenses                   6,564                8,581               22,734                 27,974
  Production taxes                           2,349                1,813                7,010                  5,547
  General and administrative                 4,767                4,800               20,383                 14,369
                                   ----------------    -----------------    -----------------    -------------------

Total expenses                              28,505               39,704               98,441                119,600
                                   ----------------    -----------------    -----------------    -------------------

INCOME FROM OPERATIONS                      20,143                1,378               47,895                  3,612
                                   ----------------    -----------------    -----------------    -------------------

OTHER EXPENSE:
  Interest expense                               -                    -                    -                    (50)
                                   ----------------    -----------------    -----------------    -------------------

NET INCOME                          $       20,143     $          1,378     $         47,895     $            3,562
                                   ================    =================    =================    ===================


See accompanying notes to financial statements.
----------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM II - 9, L.P.
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------

(UNAUDITED)
                                                         NINE MONTHS ENDED
                                                    ---------------------------

                                                    September 30,  September 30,
                                                        1996          1995
                                                    ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $    47,895      $  3,562                                           $
                                                    ------------    -----------

Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and depletion                             48,314         71,710
(Increase) decrease in:
  Accounts receivable - oil & gas sales                  (8,259)        (1,081)
  Other current assets                                    2,603          2,329
(Decrease) in:
   Accounts payable                                      (9,872)        (4,875)
   Payable to general partner                           (31,052)       (35,580)
                                                    ------------    -----------

Total adjustments                                         1,734         32,503
                                                    ------------    -----------

Net cash provided by operating activities                49,629         36,065
                                                    ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs               (8,857)       (18,070)
                                                    ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                   (33,350)       (18,179)
                                                    ------------    -----------


NET INCREASE (DECREASE IN CASH                            7,422           (184)


CASH AT BEGINNING OF YEAR                                 4,173          2,097
                                                    ------------    -----------

CASH AT END OF PERIOD                               $    11,595       $  1,913                                           $
                                                    ============    ===========



See acconpanying notes to financial statements.
-----------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 9, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $10,255, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on July 31, 1996.

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Third Quarter 1996 Compared to Third Quarter 1995

Oil and gas sales for the third quarter increased to $48,648 in 1996 from $41,082 in 1995. This represents an increase of $7,566 (18%). Oil sales increased by $7,090 (20%). A 32% increase in the average oil sales price increased sales by $10,520. This increase was partially offset by a 10% decrease in oil production. Gas sales increased by $476 (9%). A 56% increase in the average gas sales price increased sales by $2,066. This increase was partially offset by a 30% decrease in gas production. The changes in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil and gas production was primarily due to natural production declines

Lease operating expenses for the third quarter decreased to $6,564 in 1996 from $8,581 in 1995. The decrease of $2,017 (24%) is primarily due to the decreases in production, noted above, and decreased costs incurred on the Concord acquisition in the third quarter of 1996.

Depreciation and depletion expense decreased to $14,825 in the third quarter of 1996 from $24,510 in the third quarter of 1995. This represents a decrease of $9,685 (40%). A 30% decrease in the depletion rate reduced depreciation and depletion expense by $6,362. The changes in production, noted above, reduced depreciation and depletion expense by an additional $3,223. The decrease in the depletion rate is primarily the result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses decreased to $4,767 in the third quarter of 1996 from $4,800 in the third quarter of 1995. This decrease of $33 (1%) is primarily due to less staff time being required to manage the Company's operations.

First Nine Months in 1996 Compared to First Nine Months in 1995

Oil and gas sales for the first nine months increased to $146,336 in 1996 from $123,212 in 1995. This represents an increase of $23,124 (19%). Oil sales increased by $15,913 (15%). A 23% increase in the average oil sales price increased sales by $23,004. This increase was partially offset by a 7% decrease in oil production. Gas sales increased by $7,211 (51%). A 44% increase in the average gas sales price increased sales by $6,574. A 5% increase in gas production increased sales by an additional $637. The changes in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily the result of the enhanced production improvements on the Concord acquisition.

Lease operating expenses for the first nine months decreased to $22,734 in 1996 from $27,974 in 1995. The decrease of $5,240 (19%) is primarily due to the changes in production, noted above, and enhanced recovery costs incurred on the Concord acquisition in the first quarter of 1995.

Depreciation and depletion expense decreased to $48,314 in the first nine months of 1996 from $71,710 in the first nine months of 1995. This represents a decrease of $23,396 (33%). A 29% decrease in the depletion rate reduced depreciation and depletion expense by $20,229. The changes in production, noted above, reduced depreciation and depletion expense by an additional $3,167. The decrease in the depletion rate is primarily the result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses increased to $20,383 in the first nine months of 1996 from $14,369 in the first nine months of 1995. This increase of $6,014 is primarily due to more staff time being required to manage the Company's operations.


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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of September 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

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


                                                  ENEX OIL & GAS INCOME
                                                  PROGRAM II - 9, L.P.
                                                      (Registrant)



                                              By:ENEX RESOURCES CORPORATION
                                                     General Partner



                                              By: /s/ R. E. Densford
                                                      R. E. Densford
                                                Vice President, Secretary
                                              Treasurer and Chief Financial
                                                         Officer




November 13,  1996                            By: /s/ James A. Klein
                                                 -------------------
                                                       James A. Klein
                                                   Controller and Chief
                                                    Accounting Officer