Form 10KSB/A
period 1995-12-31
ENEX OIL & GAS INCOME PROGRAM II-9 L P
filed 1997-01-08
CIK 798954

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A
                                  AMENDMENT III


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



Number of Equity Security Holders

                                             Number of Record Holders
               Title of Class                  (as of March 1, 1996)

              -----------------            ------------------------------


          General Partner's Interests                    1

          Limited Partnership Interests                1,238



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

Capital Resources and Liquidity


              The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1994 to 1995 were primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available net cash flow provided by operating, financing and investing activities to the Company's partners. Distributions decreased from 1994 to 1995, due primarily to the decrease in payable to the general partner of $40,508 in 1995 as compared to a decrease of $15,755 in 1994.


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


DELOITTE & TOUCHE  LLP




Houston, Texas
March 18, 1996

ENEX OIL & GAS INCOME PROGRAM II - 9, L.P.

BALANCE SHEET, DECEMBER 31, 1995
-----------------------------------------------------------------------------

ASSETS
                                                                   1995
                                                            -----------------
CURRENT ASSETS:
  Cash                                                      $          4,173
  Accounts receivable - oil & gas sales                               12,465
  Other current assets                                                 3,617
                                                            -----------------

Total current assets                                                  20,255
                                                            -----------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities            1,503,392
  Less  accumulated depreciation and depletion                     1,099,663
                                                            -----------------

Property, net                                                        403,729
                                                            -----------------


TOTAL                                                       $        423,984
                                                            =================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                         $         12,747
   Payable to general partner                                        127,093
                                                            -----------------

Total current liabilities                                            139,840
                                                            -----------------

PARTNERS'CAPITAL:
   Limited partners                                                  256,075
   General partner                                                    28,069
                                                            -----------------

Total partners' capital                                              284,144
                                                            -----------------

TOTAL                                                       $        423,984
                                                            =================


Number of $500 Limited Partner units outstanding                       3,109


See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II-9, L.P.

NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
----------------------------------------------------------------------------




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

             The Company has not determined the effect, if any, on its financial position or results of operations which may result from the adoption of this statement in the first quarter of 1996.


             The Company's operating interests in oil and gas properties are recorded using the pro rata consolidation method pursuant to Interpretation 2 of Accounting Principles Board Opinion 18.


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

6.           SIGNIFICANT PURCHASERS

               AmocoProduction Company and Exxon Company, U.S.A. accounted for 24% and 13%, respectively, of the Company's total sales in 1994. Amoco Production Company and Exxon Company, U.S.A. accounted for 23% and 13%, respectively, of the Company's total sales in 1994. No other purchaser individually accounted for more than 10% of such sales.

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

                                      ENEX OIL AND GAS INCOME
                                      PROGRAM II - 9, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                                             the General Partner




December 23, 1996                      By:     /s/   G. B. Eckley
                                              -------------------
                                                     G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on December 23, 1996, by the following persons in the capacities indicated.


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