Form 10QSB
period 1997-03-31
ENEX OIL & GAS INCOME PROGRAM II-9 L P
filed 1997-05-15
CIK 798954

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
BALANCE SHEET
------------------------------------------------------------------------------

                                                                 MARCH 31,
ASSETS                                                              1997
                                                             -----------------
                                                                (Unaudited)
CURRENT ASSETS:
  Cash                                                       $         13,286
  Accounts receivable - oil & gas sales                                20,014
  Other current assets                                                    952
                                                             -----------------

Total current assets                                                   34,252
                                                             -----------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities             1,520,546
  Less  accumulated depreciation and depletion                      1,169,082
                                                             -----------------

Property, net                                                         351,464
                                                             -----------------


TOTAL                                                        $        385,716
                                                             =================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                          $         10,801
   Payable to general partner                                          77,071
                                                             -----------------

Total current liabilities                                              87,872
                                                             -----------------

PARTNERS'CAPITAL:
   Limited partners                                                   276,451
   General partner                                                     21,393
                                                             -----------------

Total partners' capital                                               297,844
                                                             -----------------

TOTAL                                                        $        385,716
                                                             =================


Number of $500 Limited Partner units outstanding                        3,109



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 9, L.P.
STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------

(UNAUDITED)                                     THREE MONTHS ENDED
                                       ------------------------------
                                          MARCH 31,        MARCH 31,
                                           1997              1996
                                    ----------------   --------------
REVENUES:
  Oil and gas sales                 $        50,250    $      52,179
                                    ----------------   --------------

EXPENSES:
  Depreciation and depletion                 13,125           18,368
  Lease operating expenses                   13,234            8,805
  Production taxes                            2,387            2,428
  General and administrative                  6,662            9,188
                                    ----------------   --------------

Total expenses                               35,408           38,789
                                    ----------------   --------------

NET INCOME                          $        14,842    $      13,390
                                    ================   ==============



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 9, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
------------------------------------------------------------------------------

                                                                                                  PER $500
                                                                                                   LIMITED
                                                                                                   PARTNER
                                                         GENERAL              LIMITED             UNIT OUT-
                                    TOTAL                PARTNER             PARTNERS             STANDING
                              -----------------    ------------------   ------------------   ------------------

BALANCE, JANUARY 1, 1996      $        284,144     $          28,069    $         256,075    $              83

CASH DISTRIBUTIONS                     (48,254)               (2,710)             (45,544)                 (15)

NET INCOME                              68,925                     -               68,925                   22
                              -----------------    ------------------   ------------------   ------------------

BALANCE, DECEMBER 31, 1996             304,815                25,359              279,456                   90

CASH DISTRIBUTIONS                     (21,813)               (3,966)             (17,847)                  (6)

NET INCOME                              14,842                     -               14,842                    5
                              -----------------    ------------------   ------------------   ------------------

BALANCE, MARCH 31, 1997       $        297,844     $          21,393    $         276,451 (1)$              89
                              =================    ==================   ==================   ==================


(1)  Includes 906 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM II - 9, L.P.
STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------

(UNAUDITED)
                                                            THREE MONTHS ENDED
                                                    ------------------------------

                                                       MARCH 31,          MARCH 31,
                                                         1997              1996
                                                  -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $     14,842        $    13,390
                                                  -------------     --------------

Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and depletion                            13,125             18,368
(Increase) decrease in:
  Accounts receivable - oil & gas sales                  3,173             (8,668)
  Other current assets                                     (21)             2,038
(Decrease) in:
   Accounts payable                                       (149)            (6,939)
   Payable to general partner                             (727)            (2,173)
                                                  -------------     --------------

Total adjustments                                       15,401              2,626
                                                  -------------     --------------

Net cash provided by operating activities               30,243             16,016
                                                  -------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs              (1,717)            (4,451)
                                                  -------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                  (21,813)            (6,812)
                                                  -------------     --------------

NET INCREASE IN CASH                                     6,713              4,753

CASH AT BEGINNING OF YEAR                                6,573              4,173
                                                  -------------     --------------

CASH AT END OF PERIOD                             $     13,286          $   8,926
                                                  =============     ==============



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

2. A cash distribution was made to the limited partners of the Company in the amount of $17,847, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1997.

3. On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

Item 2.     Management's Discussion and Analysis or Plan of Operation.


First Quarter 1997 Compared to First Quarter 1996

Oil and gas sales for the first quarter decreased from $52,179 in 1996 to $50,250 in 1997. This represents a decrease of $1,929 or 4%. Oil sales decreased by $709 or 2%. A 13% decrease in oil production reduced sales by $5,801. This decrease was partially offset by a 13% increase in the average oil sales price. Gas sales decreased by $1,220 or 15%. A 38% decrease in gas production reduced sales by $3,072. This decrease was partially offset by a 37% increase in the average gas sales price. The decrease in oil production was primarily the result of natural production declines. The decrease in gas production was primarily the result of the shut-in of production from the Concord acquisition to perform workovers in the first quarter of 1997. The changes in average prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses increased from $8,805 in the first quarter of 1996 to $13,234 in the first quarter of 1997. The increase of $4,429 (50%) is primarily due to workover costs incurred on the Concord acquisition in 1997.

Depreciation and depletion expense decreased from $18,368 in the first quarter of 1996 to $13,125 in the first quarter of 1997. This represents a decrease of $5,243 (29%). The changes in production, noted above, reduced depreciation and depletion expense by $3,408. A 12% decrease in the depletion rate reduced depreciation and depletion expense by an additional $1,835. The decrease in the depletion rate was primarily the result of upward revisions of the oil and gas reserves during December 1996.

General and administrative expenses decreased from $9,188 in 1996 to $6,662 in 1997. This decrease of $2,526 (27%) is primarily due to $1,499 lower direct expenses incurred by the Company in 1997 coupled with less staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating provided by operating, financing and investing activities.

On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

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

As of March 31, 1997, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                      (b) The  Company  filed no  reports on Form 8-K during the quarter ended March 31, 1997.

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


                                                     ENEX OIL & GAS INCOME
                                                     PROGRAM II - 9, L.P.
                                                     ----------------------
                                                           (Registrant)



                                              By:  ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                       General Partner



                                               By:  /s/ R. E. Densford
                                                      ------------------
                                                        R. E. Densford
                                                 Vice President, Secretary
                                                Treasurer and Chief Financial
                                                        Officer




May 11, 1997                                   By: /s/ James A. Klein
                                                     -------------------
                                                       James A. Klein
                                                    Controller and Chief
                                                       Accounting Officer